Form 10-K
period 1998-12-31
HOMESIDE MORTGAGE SECURITIES INC /DE/
filed 1999-03-25
CIK 863656

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-K

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   33-34957

               Homeside Mortgage Securities, Inc.
              Mortgage Pass-Through Certificates
                   Series  1998-2 Trust
        (Exact name of registrant as specified in its charter)



New York                          52-2106459
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

         As of December 31, 1998, the number of holders of
         the publicly offered Certificates was
         7


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

Homeside Mortgage Securities, Inc.
Mortgage Pass-Through Certificates
Series  1998-2 Trust

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