Form 10-K/A
period 1998-12-31
HOMESIDE MORTGAGE SECURITIES INC /DE/
filed 1999-12-21
CIK 863656

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Homeside Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1998-1 Trust established pursuant to a Pooling and Servicing Agreement among Homeside Mortgage Securities, Inc. as Depositor, Homeside Lending, Inc as Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Homeside Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1998-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

                     a)   Homeside Lending <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Homeside Lending <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Homeside Lending <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.<F2>

            (b) On October 6, 1998, November 10, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

Dated:  December 17, 1999

Exhibit Index

Exhibit No.

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

                     a)   Homeside Lending <F1>

(99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Homeside Lending <F1>

(99.3)  Annual   Statements  of  Compliance  under  the  Pooling  and  Servicing
        Agreements for the year ended December 31, 1998.

                     a)   Homeside Lending <F1>

(99.4)  Aggregate   Statement  of  Principal  and  Interest   Distributions   to
        Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.