Form 10-K/A
period 1998-12-31
HOMESIDE MORTGAGE SECURITIES INC /DE/
filed 1999-12-21
CIK 863656

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                   Amendment No. 1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Homeside Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1998-2 Trust established pursuant to a Pooling and Servicing Agreement among Homeside Mortgage Securities, Inc. as Depositor, Homeside Lending, Inc as Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Homeside Mortgage Securities, Inc. Mortgage Pass-Through Certificates Series 1998-2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

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

                     a)  Homeside Lending <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  Homeside Lending <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  Homeside Lending <F1>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 06, 1998, November 10, 1998, and December 08, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

Homeside Mortgage Securities, Inc.
Mortgage Pass-Through Certificates
Series  1998-2 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999




Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  Homeside Lending <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  Homeside Lending <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  Homeside Lending <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>


<F1>  Filed herewith.
<F2>  Previously filed.