Form 10-K
period 2001-12-31
HOMESIDE MORTGAGE SECURITIES INC /DE/
filed 2002-03-29
CIK 863656

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                       Commission file number: 333- 53160

                        National Global MBS Manager, Inc.
                       National Mortgage Securities, Inc.
             (Exact name of Registrant as specified in its charter)


                                                     59-3689298
          Delaware                                   59-2957725
-----------------------------                    ----------------------
(State or Other Jurisdiction                      (I.R.S. Employer
    of Incorporation)                             Identification No.)
   7301 Baymeadows Way
  Jacksonville, Florida                                 32256
    ----------------------                            ---------
(Address of Principal Executive                   (Zip Code)
         Offices)

       Registrant's telephone number, including area code: (904) 281-3422

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2001: Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

The Trust Manager incorporates by reference its periodic filings of Form 8-K (with filing date of April 17, 2001 for payment date of April 20, 2001, with filing date of August 29, 2001 for payment date of July 20, 2001, with filing date of October 29, 2001 for payment date of October 22, 2001, and with filing date of January 28, 2002 for payment date of January 22, 2002) which contain all financial information relating to the Trust relevant to the holders of the Notes.

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.

                                Table of Contents

                                     Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to A Vote of Security Holders

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

Item 1. Business.

This Annual Report on Form 10-K relates to the Mortgage Backed Floating Rate Notes, Series 2001-1, Class A, HomeSide Mortgage Securities Trust 2001-1, National Global MBS Manager, Inc., formerly HomeSide Global MBS Manager, Inc., as Trust Manager; Citibank, London Office, as Principal Paying Agent; and Perpetual Trustee Company Limited, as Issuer Trustee. Capitalized terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 (File No. 333-46945) (the Registration Statement). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties.  Not Applicable.

Item 3. Legal Proceedings.  None.

Item 4. Submission of Matters to a Vote of Security Holders.   None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The Trust is not an issuer of common stock in a corporation. The Notes are not traded on any nationally recognized exchange in the United States. Since the Trust pays no dividends with respect to the Notes, the information required by
Item 201 of Regulation S-K regarding dividends is not applicable.

Item 6. Selected Financial Data.   Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Control Risk.
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars"). However, payments on the Housing Loans are received by the Issuer Trust, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer Trustee is required to pay a portion of the Collections to certain swap counterpartys (the "Currency Swap Providers") who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the Noteholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Under temporary Australian foreign exchange controls, which may change in the future, the specific approval of the Reserve Bank of Australia must be obtained in connection with certain payments and transactions having a prescribed connection with the following countries: Iraq; the Federal Republic of Yugoslavia (Serbia and Montenegro); Libya; the Taliban (also known as the Islamic Emirate of Afghanistan); or the National Union for Total Independence of Angola.

In addition, regulations in Australia also prohibit payments, transactions and dealings with assets having a prescribed connection with certain countries or named individuals or entities associated with terrorism.

Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data. Not Applicable.

Item 9. Changes  in  and  Disagreements  With   Accountants  on  Accounting  and
Financial Disclosures. Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant. Not Applicable.

Item 11. Executive Compensation.  Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the name and address of each entity owning more than 5% of the outstanding principal amount of Notes in the Mortgage Backed Floating Rate Notes, Series 2001-1, Class A, HomeSide Mortgage Securities Trust 2001-1.


------------------------------------------------------- ------------------------------------
Name and Address                                         Percentage of Outstanding Principal
------------------------------------------------------- ------------------------------------
The Bank of  New York
925 Patterson Plank Road                                               27.87%
Secausus, NJ 07094
------------------------------------------------------- ------------------------------------
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place                                                      18.89%
Piscataway, NJ 08854
------------------------------------------------------- ------------------------------------
JP Morgan Chase Bank
C/O JP Morrgan Investor Services                                       15.17%
14201 Dallas Pkwy, 12th Floor
Dallas, TX 75254
------------------------------------------------------- ------------------------------------
Citibank, N.A.
3800 Citibank Center B3-15                                             14.77%
Tampa, FL 33610
------------------------------------------------------- ------------------------------------
State Street Bank and Trust Company
1776 Heritage Drive                                                     7.55%
North Qunicy, MA 02171
------------------------------------------------------- ------------------------------------
Bankers Trust Company
648 Grassmere Park Road                                                 6.81%
Nashville, TN 37211
------------------------------------------------------- ------------------------------------
Harris Trust and Savings Bank
111 West Monroe Street                                                  6.42%
Chicago, IL 60603
------------------------------------------------------- ------------------------------------



Item 13. Certain Relationships and Related Transactions.

National Global MBS Manager, Inc., one of the registrants, received Trust Manager fees from the Trust in accordance with the terms of the operative documents.

                                     PART IV


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K


(a)  Attached hereto the following documents:

         99.1 Annual Independent Certified Public Accountant's Report

         99.2 Officer's Certificate of Compliance

(b) On April 17, 2001, a current report on Form 8-K was filed relating to the Quarterly Report to the Noteholders dated April 11, 2001. On August 7, 2001, a current report on Form 8-K was filed relating to the Quarterly Report to Noteholders dated July 13, 2001. On October 29, 2001, a current report on Form 8-K was filed relating to the Quarterly Report to Noteholders dated October 15, 2001. On January 28, 2002 a current report on Form 8-K was filed relating to the Quarterly Report to Noteholders dated January 14, 2002.

                                   SIGNATURES


     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrants have duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                       NATIONAL GLOBAL MBS MANAGER, INC.

                                       NATIONAL  MORTGAGE SECURITIES, INC.





                                              By: /s/ Robert J. Jacobs
                                                  ------------------------------
Dated: March 29, 2002                         Name: Robert J. Jacobs
                                              Title: Director


                                              By: /s/ Susan E. Lester
                                                  ------------------------------
Dated: March 29, 2002                         Name: Susan E. Lester
                                              Title: Director